Form 10-K
period 1996-06-30
IMEX MEDICAL SYSTEMS INC
filed 1996-09-13
CIK 715430

                                   FORM  10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                  ANNUAL REPORT
                     Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


For the fiscal year ended June 30, 1996               Commission File No. 0-1140

                       IMEX MEDICAL SYSTEMS, INCORPORATED
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

     Delaware                                       84-0712044
     --------                                       ----------
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)

     6355 Joyce Drive, Golden, CO                      80403
- - ----------------------------------------             ---------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (303) 431-9400
                                                   ----------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock par value $.001
                          ----------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES    X                                NO
          -----                                   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 30, 1996 - $8,615,446.

     The number of shares outstanding of the Registrant's common stock as of August 30, 1996 - 6,892,357.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT

Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14(a) under the Securities Exchange Act of 1934 is incorporated by reference in Part II of this report.

                                     PART 1

ITEM 1.  BUSINESS

GENERAL

Imex Medical Systems, Incorporated was organized under the laws of the state of Colorado on April 12, 1976. Effective July 31, 1987, the Company reincorporated in the state of Delaware. The Company develops, manufactures, markets and services non-invasive medical diagnostic and monitoring instruments for use by physicians in private practice, clinics and hospitals. The Company is a leading producer and supplier of portable ultrasonic and plethysmographic instrumentation used for listening to blood flow in the veins and arteries as well as for monitoring the fetal heart. The Company intends to enhance its current market position through the introduction or acquisition of new products.


ULTRASONIC DIAGNOSTIC EQUIPMENT

The medical applications of ultrasound were developed starting after World War II, but have seen their greatest growth and application during this generation. The number of ultrasound patient studies performed has increased primarily because: (1) the technology has greatly improved allowing more information to be obtained from the ultrasound signal; (2) more physicians have become aware of the potential of ultrasound and have been trained in its use; and (3) ultrasound has advantages over certain competing technologies in that it is non-invasive and requires no ionizing radiation or injection of radioactive/ radiopaque dyes.

Plethysmographs are used to determine the amount of blood in a limb. Photoplethysmographs, or PPG's, employ a light or infrared transmitter/receiver to measure the amount of localized blood in the skin, which is often closely related to the total amount of blood in the limb. Pressure sensors in a blood pressure cuff (a pulse cuff recorder) can be used to sense both arterial pulses and changes due to venous flow over a longer period of time.

Ultrasonic doppler instruments provide an audible sound produced by the change in frequency, or pitch, of the ultrasound wave when it is reflected from a moving object. The motion of the fetal heart, even as early as 10-12 weeks into the gestation period, can be heard with a doppler transducer/probe; also the flow of blood can be heard through the peripheral vascular system. The pitch of the doppler sound increases with increased blood velocity. Vascular dopplers are used to diagnose conditions such as occluded arteries which can lead to leg pain, stroke or heart attacks.

Vascular dopplers are used in taking systolic blood pressures and detecting pulses, especially in patients with low blood pressure. These dopplers are therefore useful to many physicians in the hospital or in the office practice.

Dopplers for obstetrical work are primarily used for reassuring the expectant mother and physician of fetal viability through the detection of fetal heart tones.

PRODUCTS

The Company's product line presently consists of the Pocket-Dop II, the Pocket-Dop OB, the Pocket Dop3, the Pocket Dop One, the IMEXDOP CT+, the FreeDop, the Imex Antepartum Monitor, the Imex Twin Antepartum Monitor, the IMEXLAB 3000DX, IMEXLAB PVL and IMEXLAB 9000 vascular evaluation systems together with associated accessories and disposables.

(a) POCKET-DOP II The Pocket-Dop II is a small, hand-held doppler. It has multiple probes and, depending on which of the probes is utilized, can be used for various obstetrical and vascular applications. The Pocket-Dop II is designed specifically for convenience, portability and affordability. The Company has sold tens of thousands of these devices since its introduction.

(b) POCKET-DOP OB The Pocket-Dop OB is an obstetrical doppler based on the design of the Pocket-Dop II.

(c)  POCKET DOP3    The Pocket Dop3 is an advanced obstetrical doppler that
     features autocorrelation, a technique that looks for patterns in the baby's heart sounds to find the heart rate. It also includes a digital display that indicates the heart rate, wall mount, recharging stand and a magnetic system to hold the probe to the unit.

(d)  IMEXDOP CT+    The IMEXDOP CT+ is a larger obstetrical and vascular doppler featuring digital display, and autocorrelation. The unit comes with a recharging stand and can be wall or table mounted.

(e)  THE FREEDOP    The FreeDop is a cordless version of the company's small
     doppler line and can be used for vascular or obstetrical applications.

(f)  THE IMEX ANTEPARTUM MONITOR   The unit is used primarily in the doctors
     office or antepartum areas of hospitals to track the fetal heartrate and monitor uterine contractions.

(g)  THE IMEX TWIN ANTEPARTUM MONITOR   The unit is used primarily in the
     doctors office or antepartum areas of hospitals to track either one or two fetal heart rates.

(h)  THE POCKET DOP ONE    The unit is an economical small hand-held doppler
     that can be used for ob or vascular applications.

(i) IMEXLAB 3000DX This vascular diagnostic system offers both venous and arterial test capabilities through bi-directional doppler and five other test modalities.

(j)  IMEXLAB PVL    The PVL is a portable bi-directional vascular testing system that comes complete with several accessories.

(k)  IMEXLAB 9000   The IMEXLAB 9000  diagnostic system is an expandable
     workstation design that automatically and non-invasively tests for arterial and venous disease. Its CRT screen displays test results, and provides step-by-step prompting for performing various diagnostic tests. The system performs a full spectrum of bi-directional doppler, PPG and PCR vascular tests that help determine if vascular disease is present and to what extent the disease has progressed. Test results can be analyzed from the full page printed report which provides waveforms, calculations and a suggested diagnosis.

Additional new products and product enhancements are expected to be introduced in fiscal year 1997. The Company may discontinue some current products depending on future sales and profitability projections.

PATENTS

The Company has applied for a patent on the FreeDop system. The Company has also applied for and received a patent on aspects of the IMEXLAB 9000, however, the Company believes that patents are not a key determinant to its success. It depends principally upon trade secrets and proprietary engineering, marketing, service and manufacturing skills as well as the quality and economic value of its products.

BACKLOG

The Company strives to fill orders on a timely basis and usually operates without an inordinate backlog that would materially affect the business.

GOVERNMENTAL REGULATION

All of the Company's present products are classified as Class II medical devices under the Medical Device Amendment to the Federal Food, Drug and Cosmetic Act (the "Act") and are thereby subject to regulation by the United States Food and Drug Administration (the "FDA"). The FDA has the authority to regulate medical devices before sale, remove medical devices from the marketplace if found to be unsafe, ineffective or unreliable and to control plant conditions assuring product quality. The Company's products are registered under the FDA 510(k) regulation procedure.

The Act includes regulations with requirements that manufacturers of medical devices register with the FDA, including lists of devices manufactured by them. The Company is duly registered as a manufacturer of medical devices, and as such is subject to periodic inspection requirements. With respect to individual medical devices, the Act requires that a registered manufacturer submit a Form 510(k) or pre-marketing application (PMA) to the FDA for each new product.

The FDA also has the authority to prescribe performance standards for the products manufactured by the Company. Should such standards be prescribed, the Company's products would be required to conform to them. To date, no such standards have been adopted, and the Company cannot predict which changes, if any, may be necessitated in its products should such performance standards ever be issued. Furthermore, the FDA has the authority to regulate the Company's manufacturing practices that pertain to the safety of its products and to inspect the Company's facilities for compliance with FDA standards. The Company has had such inspections, and believes that it is currently in compliance with such good manufacturing practices.

The Company believes it is in material compliance with the Act and the FDA's regulations promulgated thereunder; however, regulatory changes could adversely affect the Company.

The Company may be affected by governmental regulations concerning reimbursement to health-care providers for Medicare and Medicaid services; i.e., CPT codes for reimbursement of diagnostic services can change or be eliminated.

Healthcare reform is taking place nationwide, but not as a result of federal legislation. Rather, it has proceeded as a result of public pressure and natural free market forces. This situation has caused considerable uncertainty on the part of healthcare providers, causing some purchasing decisions regarding medical capital equipment to be postponed.

As this reform continues to evolve, the market for Imex products could be affected in either a positive or negative way, depending on the perception of our customer base of the impact such reform would have on the desirability of performing noninvasive diagnostic procedures. Such procedures have the documented potential for reducing long-term healthcare costs by reducing the need for more expensive diagnostic techniques or for more serious and expensive treatments including surgery.

RESEARCH AND PRODUCT DEVELOPMENT

For the fiscal years ending June 30, 1996, 1995 and 1994 the Company incurred $703,298, $844,354, and $605,575, respectively, on Company-sponsored research and development activities.

MARKETING

The primary markets for the Company's products are hospitals and office-based physicians. Some practices included are: internal medicine, family practice, osteopathic medicine, general surgery, OB/GYN, podiatry and urology. Other markets include clinics and primary care specialists.

To sell its products, the Company utilizes national and regional medical conventions, trade journal advertising, direct mailing, telemarketing, accredited medical education programs and referrals of satisfied customers. The Company distributes domestically and internationally through distributors/ dealers who buy the products at a reduced price for resale, as well as through commissioned manufacturers representatives and direct salespeople.

FOREIGN SALES

The Company has sold a number of its products outside the United States. For the year ended June 30, 1996 these sales constituted 15% of the Company's net sales. Foreign customers accounted for 14% in fiscal year 1995 and 15% of the Company's net sales in fiscal year 1994. All foreign sales are made for the Company by its wholly-owned subsidiary, Imex International, Inc.

COMPETITION

The Pocket-Dop II, Pocket-Dop OB, Pocket Dop3, Pocket Dop One, IMEXDOP CT+, FreeDop, Imex Antepartum Monitor, Imex Twin Antepartum Monitor, IMEXLAB 3000DX, IMEXLAB PVL and IMEXLAB 9000 compete with products offered by MedaSonics, Inc. (hand-held dopplers only), Parks Medical Electronics, Inc., Huntleigh, Ltd., Oxford and others. The Company believes that it is one of the leading suppliers of hand-held doppler instruments for vascular diagnosis and fetal monitoring, portable vascular recorders for vascular diagnosis and automated diagnostic units for vascular testing.

MANUFACTURING AND QUALITY ASSURANCE

The Company manufactures its instruments at its facility in Golden, Colorado. The Company's manufacturing operations principally involve the assembly, testing and packaging of its products. A small number of parts and components are available from limited sources of supply and interruption of vendor sources could have a temporary adverse effect on the Company. However, the Company believes that it would be able to replace any current vendor. The Company is not materially dependent on any one supplier of its components.

The Company believes that the quality and reliability of its products are very important. Many quality control procedures and reliability tests are included in the manufacturing process of each instrument.

EMPLOYEES

As of August 30, 1996 the Company had 76 full-time employees and 5 part-time employees.

ITEM 2.   PROPERTIES

Since July, 1982, the Company has been leasing an 18,000 square foot building in the Arvada Technological Center. The building is leased from Dennis and Patricia Newman, officers and directors of the Company. The Company's manufacturing, engineering, internal service and administrative operations are conducted at this facility. Some leasehold improvements have been made to increase engineering and manufacturing capabilities and efficiencies.

ITEM 3.   LEGAL PROCEEDINGS

Inapplicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

(a) MARKET INFORMATION The principal market on which the Company's Common Stock is traded is the over-the-counter market. It is included in the automated quotation system of the National Association of Securities Dealers, Inc. (NASDAQ) under the system symbol "IMEX". It is also listed monthly in the Standard and Poor's "Stock Guide" and daily in the Wall Street Journal. The table below presents the high and low "bid" and "ask" prices of the Company's common stock for each of its fiscal quarters during the last two fiscal years. Beginning January 1996 NASDAQ was reporting
     high and low not bid and asked.   Such prices reflect inter-dealer prices
     without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                        FISCAL YEAR 1996
                         QUARTER ENDED
                        ----------------

                     9/30/95       12/31/95
                    --------       --------

High Bid            $   1          $    7/8
Low Bid                 5/8            9/16

High Ask            $ 1 1/8        $  15/16
Low Ask               11/16           11/16

                     3/31/96        6/30/96
                    --------       --------

High                $1 15/16       $ 2 1/16
Low                    21/32          1 1/8

                        FISCAL YEAR 1995
                         QUARTER ENDED
                        ----------------

                    9/30/94        12/31/94       3/31/95   6/30/95
                    -------        --------       -------   -------

High Bid            $   3/4        $    7/8       $ 11/16   $ 21/32
Low Bid               11/16           11/16           5/8       5/8

High Ask            $   7/8        $    1         $   3/4   $ 13/16
Low Ask               13/16             3/4         11/16     11/16



(b)  HOLDERS   The approximate number of holders of record of the Company's common stock as of August 30, 1996 was 576.

(c) DIVIDENDS The Company has not declared and does not anticipate declaring or paying any dividends on shares of its common stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA


                                   FISCAL YEARS ENDED JUNE 30
                                   --------------------------
                       1996           1995           1994           1993           1992
                       ----           ----           ----           ----           ----
Net Sales          $10,146,506     $9,175,853     $8,726,907     $9,257,517     $9,796,282
Net Income(Loss)       137,706       (415,050)       211,859       (264,859)       506,303
Net Income
(Loss) per
Common Share               .02           (.06)           .03           (.04)           .08
Total Assets         6,652,275      6,351,493      6,483,388      7,058,938      7,784,131
Long-term
 Obligations           388,538        560,069        859,045      1,137,699      1,222,337
Cash Dividends
 per share                   0              0              0              0              0


Any forward looking statements contained in this document reflect management's current intentions and expectations. Actual future results could vary materially depending upon certain risks and uncertainties, including such factors as the development of new products, market acceptance of existing and future products, the timing of product sales, changes in the governmental regulatory climate, health care reform, risks associated with foreign sales including currency fluctuations and economic instability and the results of the Company's cost containment revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 30, 1992, the Company acquired a competitor's vascular recorder product line. This product acquisition was financed by a cash down payment, monthly installment payments over the first three quarters of fiscal year 1993, quarterly installments in fiscal years 1994 through 1996, and quarterly installment payments to be made in fiscal years 1997 and 1998.

RESULTS OF OPERATIONS

Net sales for fiscal year 1996 increased 10.6% from fiscal year 1995. This increase was due to higher demand for both vascular recorder lines and small doppler products, and the successful introduction of new products. Both domestic and international sales increased, with the latter accounting for 15% of total sales. Net sales increased in fiscal year 1995 from fiscal year 1994 by 5.1%, due primarily to the higher demand for small products.

Management believes the increase in sales in small product lines from fiscal year 1995 to fiscal year 1996 is due to the Company's continued strong position in the marketplace, as well as the successful introduction of the innovative Freedop doppler, the market's first cordless handheld doppler. Management believes that continued timely introduction of pace-setting new products will continue to be an important component of the growth engine required to drive small product sales to increasing levels.

Increased sales in the vascular product lines are due to the investments made in the previous fiscal year on direct salesperson training, and enhanced product offerings. In addition, the uncertainty of healthcare consolidation is lessening, at the same time the Company's sales approach and strategy is maturing. Management continues to strongly believe that its vascular products have the potential to help reduce health care costs in the United States by the early detection of cardiovascular disease. This disease is the number one cause of death in the country, and early detection can easily lead to preventative measures capable of prolonging quality life in afflicted patients. If potential customers perceive that the emerging healthcare system will support and encourage the early diagnosis of vascular disease, then the domestic sales of the Company's products that achieve such results, will continue their upward trend.

International sales were higher than in fiscal year 1995. Fiscal year 1995 international sales were even with fiscal year 1994 sales. Management believes that selected overseas markets hold much potential for the expansion of small product lines, especially new small products due to be introduced in the fourth quarter of fiscal year 1997. Increased levels of prenatal health care bodes well for the Company's well-established obstetrical products.

Gross profit margins as a percentage of net sales decreased slightly to 51.1% in
fiscal year 1996 versus 52.2% in fiscal year 1995.   In fiscal year 1994, the
gross profit margins were 53.8%. The slight decrease in gross profit margins for fiscal year 1996 was due primarily a continued shift to smaller products, those sold exclusively through dealer networks at significant discounts. This was also true for the gross profit margin changes from fiscal 1994 to fiscal year 1995. The Company continues to work towards improved margins on existing product lines, and the development of new products that will contain higher than existing gross margins.

Research and development ("R & D") expenses decreased significantly from the prior fiscal year due to a planned reduction in efforts following record levels in fiscal year 1995. R & D expenditures were $703,298 or 6.9% of net sales, compared to 9.2% of net sales or $844,354 in fiscal year 1995. In fiscal year 1994, R & D expenditures were $605,575 or 6.9% of net sales. Thus, the percentage level of R & D in fiscal year 1996 was a return to previous percentage levels. The Company continues, however, to explore new opportunities that will enhance existing products and develop new products for its markets. Management expects expenditures for R & D to remain at current levels for fiscal year 1997, as the Company continues to fund new projects that pertain to both existing and new product lines.

Selling, general and administrative expense decreased to 41.5% of net sales in fiscal year 1996 from 50.2% of net sales in fiscal year 1995. This decrease was planned and anticipated, as investments in sales force training were completed in fiscal 1995, and not required in fiscal year 1996. In fiscal year 1994, selling, general and administrative expense was 41.9% of net sales. The increase in costs from fiscal year 1994 to fiscal year 1995 was due to the aforementioned investments in sales force development. Management expects selling, general and administrative expenses to decrease as a percentage of sales in fiscal year 1997, as sales are anticipated to increase and the Company is stressing cost containment in fiscal year 1997.

Other expense - net was $44,959 in fiscal year 1996, $32,238 in fiscal year 1995, and $79,745 in fiscal year 1994. In all reported years, the interest expense related primarily to imputed interest on the guaranteed payment for the acquisition of the product line in 1992, and interest on borrowings under the line of credit. The Company will continue to incur net interest expense charges in fiscal year 1997.

The income tax provision (benefit) percentage is comparable in fiscal years 1996, 1995, and 1994. The Company utilized the loss incurred in fiscal year 1995 to recover income taxes paid in prior fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

The Company's overall financial condition remained strong in fiscal year 1996. Total assets increased in fiscal year 1996 to $6,652,275 from $6,351,493 in fiscal year 1995. Cash remained virtually the same in fiscal year 1996 at $68,771 from $71,511 in fiscal year 1995. Inventories increased by $540,057 to $3,222,841 in fiscal year 1996 from $2,682,784 in fiscal year 1995. The increase is due to the stocking of finished goods in advance of anticipated shipments, and a continued focus to ship all goods within the shortest possible time from the receipt of a confirmed, credit-approved customer order.
Management expects, however, that inventories will remain stable or even decline slightly in fiscal year 1997. Accounts receivable increased $92,557 to $2,247,332 in fiscal year 1996 from $2,154,775 in fiscal year 1995. Accounts receivable remained steady for two off-setting reasons. While cash collections have been good, receivables remained stable due to high sales in the last month of the year. Net property and equipment increased to $489,133 in fiscal year 1996 from $441,553 in fiscal year 1995 as the Company's acquisitions of new equipment exceeded the normal depreciation and retirements of previous year's purchases. The Company acquired $324,942 in new capital equipment in fiscal year 1996.

Current liabilities have increased $276,857 in fiscal year 1996, primarily due to an increase in accounts payable ($324,778) and an increase in income taxes payable ($84,209). Credit borrowings have decreased from $425,000 in fiscal year 1995 to $250,000 in fiscal year 1996.

Stockholders' equity increased $157,456 primarily as a result of the current year's net profit of $137,706.

Working capital has increased $319,184 from June 30, 1995 ($3,266,763) to June 30, 1996 ($3,585,947).

Fiscal year 1997 will stress continued sales growth from the fiscal year 1996, which was an all-time high for the Company. In addition, Management will continue to focus on increasing profitability. Research and development will continue at historical percentage levels against net sales, which will translate into larger actual dollar expenditures than fiscal year 1996. Selling, general and administrative expenses will be carefully monitored, and should be a lessor percent of net sales than experienced in fiscal 1996. All projects will be undertaken and completed with an eye towards their future contributions to sales and profitability.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F-1  Independent Auditors' Report

F-2  Consolidated Balance Sheets - as of June 30, 1996 and 1995

F-3  Consolidated Statements of Operations - for the years ended
     June 30, 1996, 1995, and 1994

F-4 Consolidated Statements of Stockholders' Equity - for the years ended June 30, 1996, 1995, and 1994

F-5 Consolidated Statements of Cash Flows - for the years ended June 30, 1996, 1995, and 1994

F-6 Notes to Consolidated Financial Statements - for the years ended June 30, 1996, 1995, and 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

INDEPENDENT AUDITORS' REPORT

Imex Medical Systems, Incorporated:

We have audited the accompanying consolidated balance sheets of Imex Medical Systems, Incorporated and its subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Imex Medical Systems, Incorporated and its subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Denver, Colorado
September 6, 1996

IMEX MEDICAL SYSTEMS, INCORPORATED AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND 1995
- - --------------------------------------------------------------------------------------------------
ASSETS                                                                   1996           1995
CURRENT ASSETS:
  Cash and cash equivalents                                           $   68,771     $   71,511
  Accounts receivable - trade, net of allowance
    for doubtful accounts: 1996, $40,000; 1995, $40,000                2,247,332      2,154,775
  Income tax receivable (Note 6)                                                        161,257
  Inventories (Note 2)                                                 3,222,841      2,682,784
  Prepaid expenses                                                       154,541         60,117
  Deferred income tax assets (Note 6)                                    168,000        135,000
                                                                      ----------     ----------
              Total current assets                                     5,861,485      5,265,444
                                                                      ----------     ----------

PROPERTY AND EQUIPMENT - at cost (Note 5):
  Machinery and equipment                                              2,048,747      1,993,654
  Furniture and fixtures                                                 307,967        305,837
  Leasehold improvements                                                  88,859         88,859
                                                                      ----------     ----------
              Total property and equipment                             2,445,573      2,388,350
  Accumulated depreciation and amortization                           (1,956,440)    (1,946,797)
                                                                      ----------     ----------
              Property and equipment - net                               489,133        441,553
                                                                      ----------     ----------

PRODUCT TECHNOLOGY, net of amortization:
  1996, $612,880; 1995, $459,660 (Note 4)                                153,220        306,440
                                                                      ----------     ----------

NONCOMPETE AGREEMENT, net of amortization:
  1996 $483,200; 1995, $362,400 (Note 4)                                 120,800        241,600
                                                                      ----------     ----------

DEFERRED INCOME TAX ASSETS (Note 6)                                                      41,000
                                                                      ----------     ----------

OTHER ASSETS                                                              27,637         55,456
                                                                      ----------     ----------


TOTAL                                                                 $6,652,275     $6,351,493
                                                                      ----------     ----------
                                                                      ----------     ----------

                                                                                     (continued)

- - --------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                     1996           1995
CURRENT LIABILITIES:
  Line of credit (Note 3)                                             $  250,000     $  425,000
  Accounts payable                                                       920,405        595,627
  Income tax payable (Note 6)                                             84,209
  Wages, bonuses and commissions                                         337,078        269,517
  Other accrued expenses                                                  50,192        101,597
  Deferred revenue                                                       113,543        112,962
  Sales returns and warranty reserve                                     122,576        120,000
  Guaranteed payments (Note 4)                                           343,400        325,604
  Capital lease obligations (Note 5)                                      54,135         48,374
                                                                      ----------     ----------
            Total current liabilities                                  2,275,538      1,998,681
                                                                      ----------     ----------

GUARANTEED PAYMENTS (Note 4)                                             287,462        555,861
                                                                      ----------     ----------

CAPITAL LEASE OBLIGATIONS (Note 5)                                       101,076          4,208
                                                                      ----------     ----------

DEFERRED INCOME TAX LIABILITIES (Note 6)                                  38,000
                                                                      ----------     ----------

COMMITMENTS (Notes 4, 8 and 9)

STOCKHOLDERS' EQUITY (Note 7):
  Preferred stock, $.001 par value - 3,000,000 shares authorized;
     no shares issued or outstanding
  Common stock, $.001 par value - 10,000,000 shares authorized;
    shares issued:  1996, 7,092,445;  1995, 7,049,992;
    shares outstanding:  1996, 6,890,208; 1995, 6,858,866                  7,092          7,050
  Additional paid-in capital                                           2,733,550      2,704,736
  Retained earnings                                                    1,543,965      1,406,259
                                                                      ----------     ----------
            Total                                                      4,284,607      4,118,045
  Treasury stock, at cost: 1996, 202,237 shares; 1995, 191,126 shares   (334,408)      (325,302)
                                                                      ----------     ----------
            Total stockholders' equity                                 3,950,199      3,792,743
                                                                      ----------     ----------

TOTAL                                                                 $6,652,275     $6,351,493
                                                                      ----------     ----------
                                                                      ----------     ----------

                                                                                     (concluded)

See notes to consolidated financial statements.

IMEX MEDICAL SYSTEMS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994

- - -----------------------------------------------------------------------------------------------------------------
                                                                         1996           1995           1994
NET SALES                                                            $10,146,506    $ 9,175,853    $ 8,726,907

COST OF SALES                                                          4,964,673      4,383,610      4,030,437
                                                                     -----------    -----------    -----------
GROSS MARGIN                                                           5,181,833      4,792,243      4,696,470

RESEARCH AND DEVELOPMENT                                                 703,298        844,354        605,575

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (Notes 8 and 9)                                             4,212,870      4,604,701      3,659,291
                                                                     -----------    -----------    -----------

OPERATING INCOME (LOSS)                                                  265,665       (656,812)       431,604
                                                                     -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Interest income                                                          6,357         16,940         19,040
  Other income                                                             5,712         37,317
  Interest expense (Notes 3, 4 and 5)                                    (57,028)       (86,495)       (98,785)
                                                                     -----------    -----------    -----------

        Other expense - net                                              (44,959)       (32,238)       (79,745)
                                                                     -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME
  TAX PROVISION (BENEFIT)                                                220,706       (689,050)       351,859

INCOME TAX PROVISION (BENEFIT)
  (Note 6)                                                                83,000       (274,000)       140,000
                                                                     -----------    -----------    -----------

NET INCOME (LOSS)                                                    $   137,706    $  (415,050)   $   211,859
                                                                     -----------    -----------    -----------
                                                                     -----------    -----------    -----------

NET INCOME (LOSS) PER
  COMMON SHARE                                                       $       .02    $      (.06)   $       .03
                                                                     -----------    -----------    -----------
                                                                     -----------    -----------    -----------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                            6,944,682      6,843,825      6,835,390
                                                                     -----------    -----------    -----------
                                                                     -----------    -----------    -----------


See notes to consolidated financial statements.

IMEX MEDICAL SYSTEMS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994

- - ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Total
                                               Common Stock           Additional                                    Stock-
                                        -------------------------      Paid-In        Retained       Treasury      holders'
                                           Shares        Amount        Capital        Earnings        Stock         Equity
BALANCE, JUNE 30, 1993                   6,995,455     $    6,995     $2,664,409     $1,609,450     $ (307,782)    $3,973,072
Common shares issued for cash
  upon exercise of options                  34,538             35         27,391                                       27,426
Purchase of treasury shares                                                                            (17,520)       (17,520)
Net income                                                                              211,859                       211,859
                                        ----------     ----------     ----------     ----------     ----------     ----------

BALANCE, JUNE 30, 1994                   7,029,993          7,030      2,691,800      1,821,309       (325,302)     4,194,837
Common shares issued for cash
  upon exercise of options                   2,500              3          1,173                                        1,176
Common shares issued for
  services                                  17,499             17         11,763                                       11,780
Net loss                                                                               (415,050)                     (415,050)
                                        ----------     ----------     ----------     ----------     ----------     ----------

BALANCE, JUNE 30, 1995                   7,049,992          7,050      2,704,736      1,406,259       (325,302)     3,792,743
Common shares issued for cash
  upon exercise of options                  19,375             19          9,087                                        9,106
Common shares issued for
  services                                  23,078             23         19,727                                       19,750
Purchase of treasury shares                                                                             (9,106)        (9,106)
Net income                                                                              137,706                       137,706
                                        ----------     ----------     ----------     ----------     ----------     ----------

BALANCE, JUNE 30, 1996                   7,092,445     $    7,092     $2,733,550     $1,543,965     $ (334,408)    $3,950,199
                                        ----------     ----------     ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------     ----------     ----------


See notes to consolidated financial statements.

IMEX MEDICAL SYSTEMS, INCORPORATED AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994
- - -----------------------------------------------------------------------------------------------------------------
                                                                         1996           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $  137,706     $ (415,050)    $  211,859
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                        515,116        491,655        535,688
    Loss on disposal of property and equipment                               300
    Imputed interest                                                      49,397         66,015         81,529
    Common shares issued for services                                     19,750         11,780
    Deferred income tax provision (benefit)                               46,000       (146,000)        77,000
    Net change in operating assets and liabilities:
      Accounts receivable                                                (92,557)      (219,914)      (205,836)
      Income tax receivable                                              161,257       (153,490)       301,780
      Inventories                                                       (540,057)      (334,522)       615,894
      Prepaid expenses                                                   (94,424)        42,001         11,776
      Other assets                                                        27,819         53,146         64,640
      Accounts payable                                                   324,778        185,970       (358,422)
      Income taxes payable                                                84,209
      Wages, bonuses and commissions                                      67,561       (114,969)       130,998
      Other accrued expenses                                             (51,405)        91,971        (26,166)
      Deferred revenue                                                       581        (12,174)        64,751
      Sales returns and warranty reserve                                   2,576          8,053         (8,397)
                                                                      ----------     ----------     ----------
        Net cash provided by (used in) operating activities              658,607       (445,528)     1,497,094
                                                                      ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (139,332)      (265,917)      (109,179)
  Proceeds from sale of property and equipment                             2,028
                                                                      ----------     ----------     ----------
        Net cash used in investing activities                           (137,304)      (265,917)      (109,179)
                                                                      ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                                        400,000        600,000
  Repayments of line of credit borrowings                               (575,000)      (175,000)      (445,000)
  Payments for acquisition of product line                              (300,000)      (300,000)      (225,000)
  Proceeds from issuance of common stock                                   9,106          1,176         27,426
  Payments for purchase of treasury shares                                (9,106)                      (17,520)
  Principal payments on capital lease obligations                        (49,043)       (44,667)       (53,445)
                                                                      ----------     ----------     ----------
        Net cash provided by (used in) financing activities             (524,043)        81,509       (713,539)
                                                                      ----------     ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (2,740)      (629,936)       674,376

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              71,511        701,447         27,071
                                                                      ----------     ----------     ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $  68,771      $  71,511     $  701,447
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------


See notes to consolidated financial statements.

IMEX MEDICAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994
- - --------------------------------------------------------------------------------

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS - Imex Medical Systems, Incorporated and its subsidiaries (the Company) develop, manufacture, market and service non-invasive medical diagnostic and monitoring instruments which primarily utilize vascular and obstetrical ultrasound and plethysmographic technology.

     BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Imex Medical Systems, Incorporated and its wholly-owned subsidiaries, Imex International, Inc., which is engaged in selling the Company's products in foreign markets, and ILS, Inc., which is engaged in leasing the Company's products to end users. All intercompany transactions and accounts have been eliminated.

     USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be equivalent to cash.

     INVENTORIES - Inventories are stated at the lower of first-in, first-out cost or market.

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years.

     INTANGIBLE ASSETS - The Company acquired certain vascular products of a competitor and recorded intangible assets for product technology acquired and a noncompete agreement. These intangible assets are amortized using the straight-line method over the estimated useful life of five years.

     DEFERRED REVENUE - The Company sells extended warranty contracts to customers for a term of one to four years. Revenue is recognized on a straight line basis over the life of the service contract.

     WARRANTY RESERVE - The Company warrants its products against defects in material and workmanship for one to five years on parts and one year on labor. A reserve is provided for estimated warranty costs.

     REVENUE RECOGNITION - Revenues are recognized at date of shipment, with a reserve provided for estimated sales returns. The Company generally grants a 21-day right of return on product sales.

     RESEARCH AND DEVELOPMENT - Research and development costs are charged to operations as incurred.

     INCOME TAXES - The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are recognized for the future tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     EARNINGS PER SHARE - Earnings per share are computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalents are excluded from the calculation of earnings per share for the year ended June 30, 1995 as their effect is anti-dilutive.

     CONCENTRATION OF CREDIT RISK - Financial instruments which subject the Company to concentrations of credit risk consist principally of trade receivables. The Company extends credit primarily to companies and professionals in the healthcare industry. The Company's operations are located entirely within the United States. However in 1996, 1995 and 1994, $1,510,905 (15%), $1,321,883 (14%), and $1,334,473 (15%), respectively, of the Company's net sales were to foreign customers. This concentration of credit risk may be affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk.

     RECLASSIFICATIONS - Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - During 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the period in which the recognition criteria are first applied and met. The Company is required to adopt SFAS No. 121 in fiscal 1997. Adoption of SFAS No. 121 is not expected to have a material effect on the financial position or results of operations of the Company.

     During 1995, the FASB issued SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION." This statement, effective for the Company in fiscal 1997, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. The statement defines a fair value-based method of accounting for employee stock options or similar equity instruments and encourages, but does not require, application of that method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Management's present intention is to continue to follow the intrinsic value-based method and to elect only the disclosure provisions of SFAS No. 123. Therefore, adoption of SFAS No. 123 is not expected to have a material impact on the financial position or results of operation of the Company.

2.   INVENTORIES

     Inventories consist of the following as of June 30:

                                                         1996           1995

          Raw materials                               $1,430,991     $1,124,529
          Work-in-process                                427,100        365,144
          Finished goods                               1,065,320        707,426
          Demonstrators                                  299,430        485,685
                                                      ----------     ----------

          Total inventories                           $3,222,841     $2,682,784
                                                      ----------     ----------
                                                      ----------     ----------

3.   LINE OF CREDIT

     The Company has a $1,250,000 revolving bank line of credit with interest at the bank's prime rate plus 1/4% (8.5% at June 30, 1996). The line of credit is collateralized by substantially all of the Company's assets. The amount of credit available under the line of credit is limited to the total of 75% of eligible trade receivables and 50% of eligible inventories up to a maximum of $400,000. The agreement expires October 31, 1996, contains standard financial statement covenants and restricts payment of dividends by the Company. On June 30, 1996, the Company had available additional borrowing capacity of $1,000,000 under the line of credit.

4.   GUARANTEED PAYMENTS

     In connection with the acquisition of certain vascular products of a competitor, the Company is obligated to make certain minimum guaranteed payments. The guaranteed payments are collateralized by substantially all of the Company's assets and are subordinate to security interests under capital lease obligations and the line of credit. As of June 30, 1996, guaranteed future principal and interest payments, with interest being imputed at 6.92%, are as follows:

          1997                                                       $  375,000
          1998                                                          300,000
                                                                     ----------

          Total payments                                                675,000

          Interest portion                                              (44,138)
                                                                     ----------

          Principal payments                                         $  630,862
                                                                     ----------
                                                                     ----------

     The acquisition was initially valued at $2,151,175 which represented the amounts paid for the net assets acquired, principally consisting of inventories, product technology and a noncompete agreement. Under the acquisition agreement, royalties may be payable depending upon future sales levels of the acquired products. Royalties, if any, will be expensed as incurred.

5.   CAPITAL LEASE OBLIGATIONS

     Capital lease obligations are collateralized by the underlying equipment, and are due in monthly installments, with interest at 8%.

     Assets financed by capital lease obligations as of June 30, include the following:

                                                         1996           1995

        Machinery and equipment                       $  181,906     $  138,625
        Accumulated amortization                         (12,127)       (84,929)
                                                      ----------     ----------

        Machinery and equipment - net                 $  169,779     $   53,696
                                                      ----------     ----------
                                                      ----------     ----------


     Future principal and interest payments due on capital lease obligations as of June 30, 1996 are as follows:

        1997                                                          $  64,980
        1998                                                             64,980
        1999                                                             43,320
                                                                     ----------

        Total payments                                                  173,280

        Interest portion                                                (18,069)
                                                                     ----------

        Principal payments                                           $  155,211
                                                                     ----------
                                                                     ----------

6.   INCOME TAXES

     The components of the provision (benefit) for income taxes for the years ended June 30 are as follows:

                                          1996           1995           1994

        Current - Federal              $   37,000     $ (128,000)    $   63,000
                                       ----------     ----------     ----------
        Deferred:
          Federal                          60,000       (116,000)        50,000
          State                           (14,000)       (30,000)        27,000
                                       ----------     ----------     ----------
              Total                        46,000       (146,000)        77,000
                                       ----------     ----------     ----------

        Income tax provision (benefit) $   83,000     $ (274,000)    $  140,000
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------

     Deferred income taxes have been provided for the temporary differences that exist between financial reporting and income tax bases. Temporary differences which give rise to deferred tax assets and liabilities as of June 30, are as follows:

                                                         1996           1995

        Deferred income tax assets:
          Current:
            Inventories                               $   99,000     $   20,000
            Accrued expenses                              73,000        104,000
            Other                                                        12,000
          Non-current:
            State net operating loss carryforwards        37,000         21,000
            Property and equipment                                       55,000
            Leases                                        56,000         28,000
            Other                                         24,000
                                                      ----------     ----------

        Total deferred income tax assets              $  289,000     $  240,000
                                                      ----------     ----------
                                                      ----------     ----------

        Deferred income tax liabilities:
          Current - prepaid expenses                  $    4,000     $    1,000
          Non-current:
            Deferred international income                106,000         59,000
            Property and equipment                        48,000
            Intangible assets                              1,000          4,000
                                                      ----------     ----------

        Total deferred income tax liabilities         $  159,000     $   64,000
                                                      ----------     ----------
                                                      ----------     ----------

        Net current deferred income tax assets        $  168,000     $  135,000
                                                      ----------     ----------
                                                      ----------     ----------

        Net non-current deferred income tax
          assets (liabilities)                        $  (38,000)    $   41,000
                                                      ----------     ----------
                                                      ----------     ----------

     A reconciliation of federal statutory income taxes to the income tax provision (benefit) is as follows:


                                                         1996           1995           1994
        Federal statutory income taxes at 34%          $  75,000    $  (234,000)    $  120,000
        State income taxes, net of Federal
          income tax benefit                               5,000        (21,000)        14,000
        Other                                              3,000        (19,000)         6,000
                                                       ---------    -----------     ----------
        Income tax provision (benefit)                 $  83,000    $  (274,000)    $  140,000
                                                       ---------    -----------     ----------
                                                       ---------    -----------     ----------


     The Company has state net operating loss carryforwards available of approximately $900,000 which expire in various amounts from 2007 to 2010.

7.   STOCK OPTION PLANS

     The Company has adopted an incentive stock option plan and nonstatutory stock option plans for key employees and directors of the Company. The Company has reserved 1,660,000 shares of its common stock for issuance under the plans. The exercise price of options granted must be at least equal to the fair market value of the related common stock on the date of grant. Stock options granted to employees are exercisable during the term of employment or during the three month period immediately following the term of employment, generally vest 25% per year for four years and expire five years from the date of grant. Stock options granted to directors generally are exercisable immediately and expire five years from the date of grant. Changes in options outstanding under the plans for the three years in the period ended June 30, 1996, are as follows:

                                                                         NON-
                                                       INCENTIVE       STATUTORY
                                                         STOCK           STOCK
                                      OPTION PRICES     OPTIONS         OPTIONS

        Balance, June 30, 1993       $0.47 to  2.00       35,538        167,949
          Grants                      0.97 to  1.22        6,882         83,618
          Cancellations               0.47 to  1.96       (7,507)       (80,118)
          Exercised                   0.47 to  1.96      (28,913)        (5,625)
                                                      ----------     ----------

        Balance, June 30, 1994        0.47 to  2.00        6,000        165,824
          Grants                      0.75 to  0.81                      45,000
          Cancellations               0.47 to  2.00       (3,000)       (14,000)
          Exercised                   0.47                               (2,500)
                                                      ----------     ----------

        Balance, June 30, 1995        0.47 to 2.00         3,000        194,324
          Grants                      0.75                               19,500
          Cancellations               0.47 to 2.00                      (63,625)
          Exercised                   0.47                              (19,375)
                                                      ----------     ----------

        Balance, June 30, 1996        0.75 to 2.00         3,000        130,824
                                                      ----------     ----------
                                                      ----------     ----------

        Exercisable, June 30, 1996    0.75 to 2.00         3,000         97,449
                                                      ----------     ----------
                                                      ----------     ----------

8.   RELATED-PARTY TRANSACTIONS

     The Company rents office and manufacturing space from the principal stockholders and officers of the Company under a noncancelable lease agreement which expires on June 30, 1998. The Company may sub-lease the building. Monthly rental payments of $10,361 are required and are subject to annual escalation based upon the percentage increase in the Consumer Price Index. Rent expense was $124,332 in 1996, $124,332 in 1995 and $116,676 in 1994. Future minimum annual rentals under this lease are as follows:

        1997                                                         $  124,332
        1998                                                            124,332
                                                                     ----------

        Total                                                        $  248,664
                                                                     ----------
                                                                     ----------

9.   EMPLOYEE SAVINGS PLAN

     The Company sponsors a 401(k) Savings and Retirement Plan (the Plan). The Plan is a defined contribution plan for all full-time employees of the Company who have attained at least 18 years of age and have completed at least six months of service.

     Participants may elect to make contributions up to 15% of their annual compensation, subject to limitations based on provisions of the tax law. The Company may, at its option, match 50% of individual participant contributions up to 6% of the participant's annual compensation. The Company's contributions vest at a rate of 25% per year. For the years ended June 30, 1996, 1995 and 1994, the Company incurred costs of $47,362, $40,638 and $0, respectively under the Plan.

10.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 1996. SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                        CARRYING         FAIR
                                                         AMOUNT         VALUE

        Financial assets:
          Cash and cash equivalents                    $  68,771      $  68,771

        Financial liabilities:
          Line of credit                                 250,000        250,000
          Guaranteed payments                            630,862        621,463

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     CASH AND CASH EQUIVALENT AND LINE OF CREDIT - The carrying amounts approximate fair value because of the short maturity of these instruments.

     GUARANTEED PAYMENTS - The fair value is estimated by discounting expected cash flows at the interest rates currently offered to the Company.

11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     NONCASH INVESTING AND FINANCING ACTIVITIES - During 1996, the Company acquired equipment by incurring a capital lease obligation of $185,610 and returned property and equipment of $33,938 to a vendor in satisfaction of the prior capital lease financing obligation.

     SUPPLEMENTAL CASH FLOW INFORMATION - The Company received an income tax refund of $208,466 in 1996. The Company paid $25,490 and $83,788 in income taxes in 1995 and 1994, respectively, and $7,631, $20,481 and $17,256 for interest on debt in 1996, 1995 and 1994, respectively.

                                   * * * * * *

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's definitive proxy statement to be filed pursuant to Regulation 14 (a) under the Securities and Exchange Act of 1934 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The Company's definitive proxy statement to be filed pursuant to Regulation 14 (a) under the Securities and Exchange Act of 1934 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company's definitive proxy statement to be filed pursuant to Regulation 14 (a) under the Securities and Exchange Act of 1934 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's definitive proxy statement to be filed pursuant to Regulation 14 (a) under the Securities and Exchange Act of 1934 is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  FINANCIAL STATEMENTS

          Independent Auditors' Report

          Consolidated Balance Sheets - as of June 30, 1996 and 1995

          Consolidated Statements of Operations - for the years ended June 30, 1996, 1995, and 1994

          Consolidated Statements of Stockholders' Equity - for the years ended June 30, 1996, 1995, and 1994

          Consolidated Statements of Cash Flows - for the years ended June 30, 1996, 1995, and 1994

          Notes to Consolidated Financial Statements - for the years ended June 30, 1996, 1995, and 1994

     (b)  REPORTS ON FORM 8-K

          The Company filed no reports on Form 8-K during the fourth quarter of fiscal year 1996.

     (c)  EXHIBITS

          Exhibit No.                   Item
          -----------                   ----

          3.1                           Articles of Incorporation as
                                        filed with the Delaware
                                        Secretary of State on April
                                        20, 1987***

          3.2                           Bylaws***

          4.2                           Form of Warrant issued by
                                        Registrant to Underwriter*

          10.1                          Limited Partnership
                                        Agreement of Imex Medical
                                        Associates II, Ltd.,
                                        executed December 30, 1982*

          10.2                          Option Agreement between
                                        Registrant and Imex Medical
                                        Associates II, Ltd., dated
                                        December 30, 1982*

          10.3                          Development Agreement
                                        between Registrant and Imex
                                        Medical Associates II, Ltd.,
                                        executed December 30, 1982*

          10.4                          License Agreement between
                                        the Registrant and Imex
                                        Medical Associates, II Ltd.,
                                        executed December 30, 1982*

          10.5                          1983 Incentive Stock Option
                                        Plan of the Registrant*

          10.6                          1983 Non-Statutory Stock
                                        Option Plan of the
                                        Registrant*

          10.7                          1987 Non-Statutory Stock
                                        Option Plan of the
                                        Registrant***

          10.8 Addendum, dated July 13, 1988 to Lease Agreement between the Registrant and
                                        Dennis R. Newman and
                                        Patricia L. Newman dated
                                        June 1, 1982***

          10.9 Asset Purchase Agreement dated as of June 30, 1992 between Registrant and
                                        MedaSonics, Inc.****

          13.0                          A copy of the Registrant's
                                        1996 Annual Report to
                                        Shareholders will be fur-
                                        nished to the Commission.
                                        No part of the financial
                                        statements contained herein
                                        have been incorporated in
                                        this Report by reference,
                                        and said 1996 Annual Report
                                        shall not be deemed to be
                                        filed with the Securities
                                        and Exchange Commission.

* Similarly denoted as an Exhibit to Registration Statement No. 2-86388-D on Form S-18 and incorporated herein by reference.

** Similarly denoted as an Exhibit to Annual Report on Form 10-K for fiscal year ending June 30, 1985, and incorporated herein by reference.

*** Similarly denoted as an Exhibit to Annual Report on Form 10-K for fiscal year ending June 30, 1988 and incorporated herein by reference.

**** Denoted as Exhibit 2.1 to current report on Form 8-K dated June 30, 1992 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the Requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IMEX MEDICAL SYSTEMS, INCORPORATED
                                        Registrant



                                        By  /s/ Dennis R. Newman
                                           ----------------------------------
                                           Dennis R. Newman, Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Title                               Date
- - ---------                          -----                               ----
                            Chairman of the Board,
/s/ Dennis R. Newman        Chief Executive Officer,             September 12, 1996
- - -------------------------   Director
Dennis R. Newman


/s/ Patricia L. Newman      Vice President, Secretary            September 12, 1996
- - -------------------------   Officer, Director
Patricia L. Newman


/s/ Ernest S. Malachowski   President, COO                       September 12, 1996
- - -------------------------   CFO, Treasurer, Officer, Director
Ernest S. Malachowski


/s/ Fred Ayers              Director                             September 12, 1996
- - -------------------------
Fred Ayers


/s/ Byron R. Chrisman       Director                             September 12, 1996
- - -------------------------
Byron R. Chrisman


/s/ Richard E. Geesaman     Director                             September 12, 1996
- - -------------------------
Dr. Richard E. Geesaman


/s/ Kenneth L. Koskella     Director                             September 12, 1996
- - -------------------------
Kenneth L. Koskella


/s/ R. C. Mercure, Jr.      Director                             September 12, 1996
- - -------------------------
R. C. Mercure, Jr.
