Form 10-Q
period 1996-09-30
IMEX MEDICAL SYSTEMS INC
filed 1996-10-25
CIK 715430

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.   20549



                     -------------------
                          FORM 10-Q
                     -------------------




      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended:   September 30, 1996
                Commission File No.  0-11400


             IMEX MEDICAL SYSTEMS, INCORPORATED
   (Exact name of registrant as specified in its charter)


     DELAWARE                             84-0712044
----------------------------        -----------------------
(State or other jurisdiction        (IRS Employer ID Number)
 of incorporation or organization)

6355 Joyce Drive, Golden, Colorado            80403
----------------------------------         ---------
(Address of principal executive offices)   (Zip Code)

                       (303) 431-9400
                      ----------------
                      Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes       X                   No
                 -------                      -------

Indicate  the number of shares outstanding of  each  of  the
issuer's  classes  of  common  stock,  as   of  the   latest
practicable date.

          Class                   Outstanding as of 10/14/96
-----------------------------     --------------------------
Common Stock, $.001 Par Value                6,894,357

PART 1     FINANCIAL INFORMATION

ITEM 1.    Financial Statements

IMEX MEDICAL SYSTEMS, INCORPORATED

CONSOLIDATED BALANCE SHEETS
September 30, 1996 (unaudited) and June 30, 1996


                                                   September 30, 1996   June 30, 1996
                                                   ------------------   -------------
                                                      (unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents                                $   39,837         $   68,771
Trade accounts receivable -  net of
 allowance for doubtful accounts:
 September 30, 1996,  $57,167;
 June 30, 1996,   $40,000                               1,782,799           2,247,332
Inventories                                             3,414,894           3,222,841
Prepaid expenses                                          157,996             154,541
Deferred income tax assets                                168,000             168,000
                                                       ----------         -----------

Total current assets                                    5,563,526           5,861,485

PROPERTY AND EQUIPMENT - At cost:
Machinery and equipment                                 2,081,424           2,048,747
Furniture and fixtures                                    307,967             307,967
Leasehold improvements                                    105,616              88,859
                                                       ----------         -----------
Total                                                   2,495,007           2,445,573
Accumulated depreciation and amortization              (2,008,891)         (1,956,440)
                                                       ----------         -----------

Property and equipment - net                              486,116             489,133
                                                       ----------         -----------
PRODUCT TECHNOLOGY, net of
 amortization:  September 30, 1996,
 $652,168;  June 30, 1996,  $612,880                      115,088             153,220
                                                       ----------         -----------
NONCOMPETE AGREEMENT, net of
 amortization:  September 30, 1996,
 $512,417;  June 30, 1996,  $483,200                       90,427             120,800
                                                       ----------         -----------
OTHER ASSETS                                               22,250              27,637
                                                       ----------         -----------
TOTAL                                                  $6,277,407          $6,652,275
                                                       ----------         -----------
                                                       ----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY               September 30, 1996   June 30, 1996
                                                   ------------------   -------------
                                                      (unaudited)
CURRENT LIABILITIES:
Accounts Payable                                       $  603,071          $  920,405
Line of Credit                                            625,000             250,000
Wages, bonuses and commissions                            256,953             337,078
Other accrued expenses                                     98,332             247,944
Sales returns and warranty reserve                        101,316             122,576
Guaranteed payments                                       348,044             343,400
Capital lease obligations                                  55,601              54,135
                                                       ----------         -----------

Total current liabilities                               2,088,317           2,275,538

GUARANTEED PAYMENTS                                       217,434             287,462
                                                       ----------         -----------

CAPITAL LEASE OBLIGATION                                   86,757             101,076
                                                       ----------         -----------

DEFERRED INCOME TAX LIABILITIES                            38,000              38,000
                                                       ----------         -----------

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 3,000,000 shares authorized; no shares issued or outstanding

Common stock, $.001 par value, 10,000,000
 shares authorized; shares issued:
    September 30, 1996, 7,097,445; June 30, 1996,
    7,092,445; shares outstanding: September 30, 1996,
    6,892,208; June 30, 1996, 6,890,208                     7,098               7,092
Additional paid-in capital                              2,738,232           2,733,550
Retained earnings                                       1,440,664           1,543,965
                                                       ----------         -----------
Total                                                   4,185,994           4,284,607
Treasury stock, at cost: September 30, 1996,
 205,237 shares; June 30, 202,237 shares                 (339,095)           (334,408)
                                                       ----------         -----------

Total stockholders' equity                              3,846,899           3,950,199
                                                       ----------         -----------

TOTAL                                                  $6,277,407          $6,652,275
                                                       ----------         -----------
                                                       ----------         -----------

See notes to unaudited consolidated financial statement

IMEX MEDICAL SYSTEMS, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the Three Months Ended September 30, 1996 and 1995



                                                Three Months Ended September 30

                                                    1996                1995
                                                    ----                ----

NET SALES                                        $2,144,395          $2,054,261

COST OF SALES                                     1,107,302           1,059,992
                                                 ----------          ----------

GROSS PROFIT                                      1,037,093             994,269

RESEARCH AND DEVELOPMENT                            188,656             191,239

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        996,070             980,633
                                                 ----------          ----------

OPERATING LOSS                                     (147,633)           (177,603)
                                                 ----------          ----------

OTHER INCOME (EXPENSE):
 Interest Income                                      1,173               1,405
 Interest Expense                                   (19,841)            (17,090)
                                                 ----------          ----------

 Total other expense - net                          (18,668)            (15,685)
                                                 ----------          ----------

LOSS BEFORE INCOME
 TAX BENEFIT                                       (166,301)           (193,288)

INCOME TAX BENEFIT                                 (63,000)             (73,500)
                                                 ----------          ----------

NET LOSS                                          (103,301)            (119,788)
                                                 ----------          ----------

NET LOSS PER COMMON SHARE                        $   (0.01)           $   (0.02)
                                                 ----------          ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES         6,891,541            6,863,039
                                                 ----------          ----------
                                                 ----------          ----------

See notes to unaudited consolidatd financial statements

IMEX MEDICAL SYSTEMS, INCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the Three Months Ended September 30, 1996 and 1995


                                                             Three Months Ended September 30
                                                             -------------------------------
                                                                 1996               1995
                                                                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                      $ (103,301)        $ (119,788)
Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                120,956            130,922
    Imputed interest                                               9,616             13,951
    Common shares issued for service                                   0              1,750
    Deferred income tax benefit                                        0             (7,000)
    Net changes in operating assets and liabilities:
      Accounts receivable                                        464,533            794,542
      Income tax receivable                                            0            (68,450)
      Inventories                                               (192,053)           (93,969)
      Prepaid expenses                                             1,932            (14,825)
      Accounts payable                                          (317,334)               125
      Wages, bonuses and commissions                             (80,125)           (49,855)
      Other accrued expenses                                    (149,612)            14,961
      Sales returns and warranty reserve                         (21,260)           (16,434)
                                                              ----------         ----------

Net cash provided by (used in) operating activities:            (266,648)           585,930
                                                              ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Cash used in purchase of property and equipment                (49,434)           (27,706)
                                                              ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) borrowings under line of credit                     375,000           (425,000)
Payments for acquisition of product line                         (75,000)           (75,000)
Principal payments on capital lease obligations                  (12,853)           (11,734)
Proceeds from issuance of common stock                             4,688              2,056
Payments for purchase of treasury stock                           (4,687)            (2,056)
                                                              ----------         ----------
Net cash provided by (used in) financing activities              287,148           (511,734)
                                                              ----------         ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                           (28,934)            46,490

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    68,771             71,511
                                                              ----------         ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   39,837         $  118,001
                                                              ----------         ----------
                                                              ----------         ----------


See notes to unaudited consolidated financial statements

IMEX MEDICAL SYSTEMS, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995.

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1996 and the results of its operations and its cash flows for the three months ended September 30, 1996 and 1995.

2. The significant accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

3.   Inventories  consist of the following as  of  September
     30, 1996 and June 30, 1996:

                                   September 30    June 30
                                   ------------   ----------
     Raw materials                 $1,526,487     $1,430,991
     Work-in-process                  335,050        427,100
     Finished goods                 1,148,626      1,065,320
     Demonstrator                     404,731        299,430
                                   ----------     ----------
     Total inventories             $3,414,894     $3,222,841
                                   ----------     ----------
                                   ----------     ----------

4. The Company paid $19,841 and $17,074 for interest during the three months ended September 30, 1996 and 1995, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates relationships of income and expense items to net sales for line items included in the Consolidated Statements of Income for the three months ended September 30, 1996 and 1995, and the percentage changes in those items for the three months ended September 30, 1996 from the comparable periods in 1995.

                                                           Percentage Change From
                              As a Percentage of Total     Prior Year's Comparable
                                      Revenues                     Periods
                              ------------------------     -----------------------
                                    Three Months                 Three Months
                                Ended September 30,           Ended September 30,
                              ------------------------     -----------------------
Income and Expense Items         1996           1995                 1996
------------------------         ----           ----                 ----
Net Sales                       100.0 %        100.0 %                4.4 %

Cost of Sales                    51.6           51.6                  4.5 %
                                -----          -----                 ----

Gross Profit                     48.4           48.4                  4.3 %

Research and Development          8.8            9.3                 (1.4)%

Selling, General and
Administrative Expenses          46.4           47.7                  1.6 %
                                -----          -----                 ----

Operating Loss                   (6.8)          (8.6)                16.9 %

Other Income (Expense)            (.9)           (.8)               (19.0)%
                                -----          -----                 ----

Loss Before
Income Tax Benefit               (7.7)          (9.4)                13.7 %

Income Tax Benefit               (2.9)          (3.6)                14.3 %
                                -----          -----                 ----

Net Loss                         (4.8)%         (5.8)%               13.8 %
                                -----          -----                 ----
                                -----          -----                 ----

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

RESULTS OF OPERATIONS:

Net loss decreased from $119,788 for the first quarter ended September 30, 1995 to $103,301 for the same period ended September 30, 1996.

This decrease in net loss from the first quarter of FY1996 to the first quarter of FY1997, is a direct result of net sales increasing 4.4%. Cost of goods sold increased approximately the same rate as sales, or 4.5%. Sales were lower in the diagnostic systems area (DSG) due to the usual summer slowdowns in customer purchasing of capital equipment. Sales were higher in the small products area due to increased cross distribution by DSG sales people. Overall, the sales mix and modest increase from the first quarter of FY1996 are in line with management's expectations.

The Company's primary customer base continues to shift, as the nation's delivery of health care continues to evolve by its own efforts. This gradual shift from the private physician to large groups and hospital settings, has caused the Company to re-evaluate its distribution, and shift resources to areas where it can be most effective. We anticipate improved sales as a result of this shift in resources. The Company will continue to capitalize on its strong distribution system in these evolving market segments.

The Company's outlook remains positive, especially in the hospital and managed care markets. Our equipment is cost effective, and we enjoy strong market share and market presence. Domestic sales in the small doppler products are strong, and higher than the first quarter of FY1996. Domestic sales of diagnostic systems are off slightly, from the first quarter of FY1996. International sales are up significantly when compared to the first quarter of FY1996.

Research and development expenses have decreased slightly due to minor decreases in outside engineering expenses. The Company foresees significant potential for new products in its market niche, and has several projects underway to take advantage of its unique position Sales, General and Administrative expenses have increased slightly from the prior years' first quarter. Management anticipates these expenses to continue to be flat if not decline slightly in future periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's overall financial condition is strong. Inventories have increased $192,053, primarily due to an increase in raw materials. Accounts receivable have decreased $464,533 in the first quarter of FY1997 as a direct result of increased collection efforts. Cash decreased $28,934 during the first quarter of FY1997 and was used along with additional borrowings on the line of credit of $375,000 to meet current obligations of accounts payable, and year-end sales commissions, payable in the first quarter. Accounts payable have decreased $317,334; wages, bonuses and commissions are down by $80,125 and other accrued expenses are down by $149,612. Capital expenditures have been modest, totaling $49,434.

Stockholders'  equity for the three months  ended  September
30, 1996 decreased, primarily as a result of the net loss of $103,301.

Working capital has decreased $110,738 from June 30, 1996 ($3,585,947) to September 30, 1996 ($3,475,209). The
current ratio, however, has increased from 2.58 to 1.0 at June 30, 1996, to 2.66 to 1.00 at September 30, 1996.
Management anticipates that cash on hand will be utilized in the second quarter, with borrowings mostly repaid by December 31, 1996. The line of credit, which will expire on October 31, 1996, is in the process of being renewed at rates and covenants similar to the past year.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          On  August  2, 1996 David Mabe resigned as  Senior
          Vice-President.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits: None

          (b)   Registrant was not required to file any
                reports on Form 8-K during the quarter ended
                September 30, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         IMEX MEDICAL SYSTEMS, INCORPORATED

                              Registrant


                              Dennis R. Newman
                              ------------------------------
October 23, 1996              Dennis R. Newman, Chairman  of
                              the Board
                              (Principal Executive Officer)



                              Ernest S. Malachowski
                              ------------------------------
October 23, 1996              Ernest S. Malachowski
                              President
                              (Principal Financial and
                              Chief Accounting Officer)