Form 10-K/A
period 1996-06-30
IMEX MEDICAL SYSTEMS INC
filed 1996-11-06
CIK 715430

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

                       IMEX MEDICAL SYSTEMS, INCORPORATED
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

     Delaware                                       84-0712044
     --------                                       ----------
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)

     6355 Joyce Drive, Golden, CO                      80403
----------------------------------------             ---------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (303) 431-9400
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


CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND 1995
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


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994
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

IMEX MEDICAL SYSTEMS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994
--------------------------------------------------------------------------------

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


Signature                          Title                               Date
---------                          -----                               ----
                            Chairman of the Board,
/s/ Dennis R. Newman        Chief Executive Officer,             September 12, 1996
-------------------------   Director
Dennis R. Newman


/s/ Patricia L. Newman      Vice President, Secretary            September 12, 1996
-------------------------   Officer, Director
Patricia L. Newman


/s/ Ernest S. Malachowski   President, COO                       September 12, 1996
-------------------------   CFO, Treasurer, Officer, Director
Ernest S. Malachowski


/s/ Fred Ayers              Director                             September 12, 1996
-------------------------
Fred Ayers


/s/ Byron R. Chrisman       Director                             September 12, 1996
-------------------------
Byron R. Chrisman


/s/ Richard E. Geesaman     Director                             September 12, 1996
-------------------------
Dr. Richard E. Geesaman


/s/ Kenneth L. Koskella     Director                             September 12, 1996
-------------------------
Kenneth L. Koskella


/s/ R. C. Mercure, Jr.      Director                             September 12, 1996
-------------------------
R. C. Mercure, Jr.
