Form 10-Q
period 1996-12-31
IMEX MEDICAL SYSTEMS INC
filed 1997-01-31
CIK 715430

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                             ---------------------

                                  FORM 10-Q

                             ---------------------


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarter Ended:   December 31, 1996
                          Commission File No.  0-11400


                       IMEX MEDICAL SYSTEMS, INCORPORATED
             (Exact name of registrant as specified in its charter)


              DELAWARE                                      84-0712044
----------------------------------------             ------------------------
   (State or other jurisdiction                      (IRS Employer ID Number)
 of incorporation or organization)

   6355 Joyce Drive, Golden, Colorado                         80403
----------------------------------------                   ----------
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

                 Yes   X              No
                      ---                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding as of 1/11/97
-----------------------------             -------------------------
Common Stock, $.001 Par Value                     6,897,934

PART 1     FINANCIAL INFORMATION

ITEM 1.    Financial Statements

IMEX MEDICAL SYSTEMS, INCORPORATED

CONSOLIDATED BALANCE SHEETS
December 31, 1996 (unaudited) and June 30, 1996


                                     December 31, 1996   June 30, 1996
                                     -----------------   -------------
                                        (unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents                 $   28,381        $   68,771
Trade accounts receivable - net of
  allowance for doubtful accounts:
  December 31, 1996,  $70,966;
  June 30, 1996, $40,000                 1,638,239         2,247,332
Inventories                              3,326,626         3,222,841
Prepaid expenses                            87,097           154,541
Deferred income tax assets                 314,000           168,000
                                        ----------        ----------
Total current assets                     5,394,343         5,861,485
                                        ----------        ----------

PROPERTY AND EQUIPMENT - At cost:
Machinery and equipment                  2,165,077         2,048,747
Furniture and fixtures                     312,705           307,967
Leasehold improvements                     105,616            88,859
                                        ----------        ----------
Total                                    2,583,398         2,445,573
Accumulated depreciation and
 amortization                           (2,063,522)       (1,956,440)
                                        ----------        ----------
Property and equipment - net               519,876           489,133
                                        ----------        ----------
PRODUCT TECHNOLOGY, net of
  amortization:  December 31, 1996,
  $690,300;  June 30, 1996,  $612,880       76,956           153,220
                                        ----------        ----------
NONCOMPETE AGREEMENT, net of
  amortization:  December 31, 1996,
  $542,790;  June 30, 1996,  $483,200       60,054           120,800
                                        ----------        ----------
OTHER ASSETS                                16,864            27,637
                                        ----------        ----------
TOTAL                                   $6,068,093        $6,652,275
                                        ----------        ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                          $421,037          $920,405
Line of credit                             745,000           250,000
Wages, bonuses and commissions             208,818           337,078
Other accrued expenses                     190,994           247,944
Sales returns and warranty reserve         122,398           122,576
Guaranteed payments                        352,768           343,400
Capital lease obligations                   56,720            54,135
                                        ----------        ----------
Total current liabilities                2,097,735         2,275,538
                                        ----------        ----------
GUARANTEED PAYMENTS                        146,195           287,462
                                        ----------        ----------
CAPITAL LEASE OBLIGATION                    72,151           101,076
                                        ----------        ----------
DEFERRED INCOME TAX LIABILITIES             38,000            38,000
                                        ----------        ----------
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
  3,000,000 shares authorized; no
  shares issued or outstanding

Common stock, $.001 par value,  10,000,000
  shares authorized; shares issued:
  December 31, 1996,  7,100,632;
  June 30, 1996,  7,092,445; shares
  outstanding: December 31, 1996,
  6,895,395;  June 30, 1996, 6,890,208       7,100             7,092
Additional paid-in capital               2,739,243         2,733,550
Retained earnings                        1,306,764         1,543,965
                                        ----------        ----------
Total                                    4,053,107         4,284,607
Treasury stock, at cost:
  December 31, 1996, 205,237 shares;
  June 30, 1996, 202,237 shares           (339,095)         (334,408)
                                        ----------        ----------
Total stockholders' equity               3,714,012         3,950,199
                                        ----------        ----------
TOTAL                                   $6,068,093        $6,652,275
                                        ----------        ----------

See notes to unaudited consolidated financial statement

IMEX MEDICAL SYSTEMS, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the Three and Six Months Ended December 31, 1996 and 1995

                                    Three Months Ended December 31  Six Months Ended December 31

                                          1996           1995           1996           1995
                                          ----           ----           ----           ----
NET SALES                              $2,312,881     $2,551,150     $4,457,276     $4,605,411

COST OF SALES                           1,257,808      1,212,447      2,365,110      2,272,439
                                       ----------     ----------     ----------     ----------
GROSS PROFIT                            1,055,073      1,338,703      2,092,166      2,332,972

RESEARCH AND DEVELOPMENT                  164,467        166,003        353,123        357,242

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                               1,088,889      1,047,028      2,084,959      2,027,661
                                       ----------     ----------     ----------     ----------
OPERATING INCOME (LOSS)                  (198,283)       125,672       (345,916)       (51,931)
                                       ----------     ----------     ----------     ----------
OTHER INCOME (EXPENSE):
    Interest income                         3,016          2,391          4,189          3,796
    Interest expense                      (21,633)       (13,863)       (41,474)       (30,953)
                                       ----------     ----------     ----------     ----------
    Total other expense - net             (18,617)       (11,472)       (37,285)       (27,157)
                                       ----------     ----------     ----------     ----------
INCOME (LOSS) BEFORE INCOME
 TAX PROVISION (BENEFIT)                 (216,900)       114,200       (383,201)       (79,088)

INCOME TAX PROVISION (BENEFIT)            (83,000)        43,500       (146,000)       (30,000)
                                       ----------     ----------     ----------     ----------
NET INCOME (LOSS)                        (133,900)        70,700       (237,201)       (49,088)
                                       ----------     ----------     ----------     ----------
NET INCOME (LOSS) PER COMMON SHARE     $    (0.02)    $     0.01     $    (0.03)    $    (0.01)
                                       ----------     ----------     ----------     ----------
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES                                 6,895,395      6,865,009      6,893,468      6,864,024
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------

See notes to unaudited consolidated financial statements

IMEX MEDICAL SYSTEMS, INCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the Six Months Ended December 31, 1996 and 1995

                                                                Six Months Ended December 31
                                                                ----------------------------
                                                                       1996        1995
                                                                       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                            $(237,201)  $(49,088)
Adjustments to reconcile net loss
 to net cash provided by (used in) operating activities:
       Depreciation and amortization                                  244,092    261,653
       Imputed interest                                                18,101     26,847
       Common shares issued for service                                     0      1,750
       Deferred income tax benefit                                   (146,000)   (14,000)
       Net changes in operating assets and liabilities:
          Trade accounts receivable                                   609,093    478,957
          Income tax receivable                                             0    (61,450)
          Inventories                                                (103,785)  (163,664)
          Prepaid expenses and other assets                            78,217    (21,423)
          Accounts payable                                           (499,368)    (8,648)
          Wages, bonuses and commissions                             (128,260)  (100,187)
          Other accrued expenses                                      (56,950)   127,598
          Sales returns and warranty reserve                             (178)   (16,795)
                                                                    ---------  ---------
Net cash provided by (used in) operating activities:                 (222,239)   461,550
                                                                    ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES -
   Cash used in purchase of property and equipment                   (137,825)   (56,494)
                                                                    ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) borrowings under line of credit                          495,000    150,000
Payments for acquisition of product line                             (150,000)  (150,000)
Principal payments on capital lease obligations                       (26,340)   (23,705)
Proceeds from issuance of common stock                                  5,701      3,231
Payments for purchase of treasury stock                                (4,687)    (3,231)
                                                                    ---------  ---------
Net cash provided by (used in) financing activities                   319,674   (448,705)
                                                                    ---------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                      (40,390)   (43,649)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         68,771     71,511
                                                                    ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  28,381  $  27,862
                                                                    ---------  ---------
                                                                    ---------  ---------

See notes to unaudited consolidated financial statements

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates relationships of income and expense items to net sales for line items included in the Consolidated Statements of Income for the three and six months ended December 31, 1996 and 1995, and the percentage changes in those items for the three and six months ended December 31, 1996 from the comparable periods in 1995.

        As a Percentage of Total
                Revenues
-------------------------------------
Three Months        Six Months
Ended December 31   Ended December 31
1996      1995      1996      1995
----      ----      ----      ----

100.0%    100.0%    100.0%    100.0%

 54.4      47.5      53.1      49.3
-----     -----     -----     -----

 45.6      52.5      46.9      50.7

  7.1       6.5       7.9       7.8

 47.1      41.0      46.8      44.0
-----     -----     -----     -----

 (8.6)      5.0      (7.8)     (1.1)

  (.8)      (.4)      (.8)      (.6)
-----     -----     -----     -----

 (9.4)      4.6      (8.6)     (1.7)

 (3.6)      1.7      (3.3)      (.7)
-----     -----     -----     -----

 (5.8%)     2.9%     (5.3%)    (1.0%)
-----     -----     -----     -----
-----     -----     -----     -----

                                   Percentage Change From
                                   Prior Year's Comparable
                                   Periods
                                   ----------------------------------------
                                   Three Months         Six Months
                                   Ended December 31    Ended December 31

Income and Expense Items                1996                 1995
------------------------                ----                 ----
Net Sales                               (9.3%)               (3.2%)

Cost of Sales                            3.7%                 4.1%

Gross Profit                           (21.2%)              (10.3%)

Research and Development                 (.9%)               (1.2%)

Selling, General and
  Administrative Expenses                4%                   2.8%

Operating Income (Loss)                  N/A                  N/A

Other Expense                           62.3%                37.3%

Income (Loss) Before
  Income Tax Provision (Benefit)         N/A                  N/A

Income Tax Provision (Benefit)           N/A                  N/A

Net Income (loss)                        N/A                  N/A

IMEX MEDICAL SYSTEMS, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995.

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1996 and the results of its operations and its cash flows for the six months ended December 31, 1996 and 1995.

2. The significant accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

3. Inventories consist of the following as of December 31, 1996 and June 30, 1996:

                                  December 31      June 30
                                  -----------    ----------

    Raw materials                 $1,717,975     $1,430,991
    Work-in-process                  251,009        427,100
    Finished goods                   965,513      1,065,320
    Demonstrator                     392,129        299,430
                                  ----------     ----------
    Total inventories             $3,326,626     $3,222,841
                                  ----------     ----------
                                  ----------     ----------

4. On October 31, 1996, the Company renewed the revolving bank line of credit with terms similar to the amended line of credit agreement that was entered into on October 31, 1995. The new line of credit expires on October 31, 1997.

5. The Company paid $41,474 and $30,951 for interest during the six months ended December 31, 1996 and 1995, respectively.

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

RESULTS OF OPERATIONS:

Net sales in the second quarter ($2,312,881) ended December 31, 1996, decreased 9.3% from the same quarter ($2,551,150) ended December 31, 1995. For the six months ended December 31, 1996, net sales decreased 3.2% from $4,605,411 to $4,457,276, for the same six months ended December 31, 1995.

Net income decreased from $70,700 for the second quarter ended December 31, 1995, to a net loss of $133,900 for the same period ended December 31, 1996. For the six months ended December 31, 1996, the net loss was $237,201 compared to a loss of $49,088 for the six months ended December 31, 1995.

The decrease in income from the second quarter of FY1996 to the second quarter of FY1997 is a direct result of a decrease in sales of 9.3%, an increase in cost of sales of 3.7%, combined with an increase in operating expenses of 3.3%. The cost of sales increase was due to the product mix sold. The slight increase in operating expenses were planned and anticipated, primarily for one-time sales and administrative expenses that were not apparent in the second quarter of FY1996.

For the six months ended December 31, 1996, the increase in net losses is due to a decrease in sales of 3.2%, an increase in selling, general and administrative expenses of 2.8%, offset slightly by a decrease in research and development of 1.2% from the comparable six months ended December 31, 1995.

The decrease in sales are mainly attributable to anticipation of a new product introduction in the third quarter of FY1997, and to a modest slowdown in customer demand for various products in the first and second quarters of FY1997. With the introduction of the Company's new vascular recorder in January 1997, the ImexLab 9100 completely supersedes the previous flagship product, the ImexLab 9000. Early market acceptance of this new product introduction has been very encouraging. The general market softness appears to be subsiding as leads for potential products sales are increasing to near historical levels.

Domestic sales in the small doppler products are off slightly from the previous year at the close of the second quarter of FY1997, primarily due to the aforementioned market softness. Domestic sales in the vascular products have decreased primarily due to the anticipation of the ImexLab 9100. International sales, however, are much improved for the six months ended December 31, 1996 when compared to the six months ended December 31, 1995. This is attributable to an increased demand for our products in the Pacific rim areas and Latin America.

Research and development expenses have remained essentially the same for the three and six months ended December 31, 1996 as compared to the same period ended December 31, 1995. New product development emphasis has been primarily on the ImexLab 9100 in the first six months of FY1997. In the third and fourth quarters of FY1997, work will continue on that product line, involving software development allowing the ImexLab 9100 to completely and efficiently interface with existing user computer systems and networks. In addition, new product development will intensify on the innovative doppler stethoscope project, which has received significant positive response and acclaim since its pre-market announcement in November 1996. The Company has received a great amount of customer interest in this innovative, patent-applied-for product.


LIQUIDITY AND CAPITAL RESOURCES

The Company's overall financial condition continues to remain strong. Inventories have increased $103,785, primarily due to an increase in raw materials and demonstrators, as the Company geared itself towards the introduction of the ImexLab 9100. Trade receivables have decreased $609,093 as a direct result of increased collection efforts. Cash decreased $40,390 and was used along with the line of credit to fund increases in inventory, to paydown accounts payable, the continued payment of our 1992 acquisition, and to finance the loss through six months.

Accounts payable have decreased by $499,368. The Company has increased its fixed assets by $137,825 in the first six months for production and computer equipment.

Stockholders' equity for the six months ended December 31, 1996 decreased, as a result of the net loss of $237,201.

Working capital has decreased $289,339 from June 30, 1996 to December 31, 1996. The amount of working capital remains high at $3,296,608 or a quick ratio of 2.57 to 1.0 Management anticipates the amount outstanding on the line of credit to decrease in the third quarter of fiscal 1997.

PART II.    OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

                 None

Item 2.     CHANGES IN SECURITIES

                 None

Item 3.     DEFAULTS UPON SENIOR SECURITIES

                 None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            An Annual Meeting of Shareholders was held at 3:00 p.m. on Wednesday, November 13, 1996 at the Norwest Bank
            Center Building, 1700 Broadway, Denver, CO. during which time two matters were submitted to a vote of shareholders.

            The first matter was the election of eight Directors to serve until the next Annual Meeting of Shareholders. The following individuals were elected as Directors:

                                      Shares
                                      Voted          Shares
            Individual                For            Withheld
            ----------               ---------       --------
            Fred H. Ayers            6,248,878        15,750
            Byron R. Chrisman        6,249,878        14,750
            Richard E. Geesaman      6,248,878        15,750
            Kenneth L. Koskella      6,250,378        14,250
            Ernest S. Malachowski    5,874,003       390,625
            R. C. Mercure, Jr.       6,249,878        14,750
            Dennis R. Newman         6,249,478        15,150
            Patricia L. Newman       5,873,503       391,125

            The second matter was the consideration of the proposal to ratify the appointment of Deloitte & Touche as independent auditors of the Company for the fiscal year ending June 30, 1997. Deloitte & Touche was ratified with 6,253,278 shares voted for, 1,800 voted against and 9,550 abstentions.

Item 5.     OTHER INFORMATION

            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits: None

            (b)  Registrant was not required to file any
                 reports on Form 8-K during the quarter ended
                 December 31, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                IMEX MEDICAL SYSTEMS, INCORPORATED

                                     Registrant



                                     /s/ Dennis R. Newman
                                     -------------------------------------
January 29, 1997                     Dennis R. Newman, Chairman of
                                     the Board
                                     (Principal Executive Officer)



                                     /s/ Ernest S. Malachowski
                                     -------------------------------------
January 29, 1997                     Ernest S. Malachowski
                                     President
                                     (Principal Financial and
                                     Chief Accounting Officer)