Form 10-Q
period 1997-03-31
IMEX MEDICAL SYSTEMS INC
filed 1997-04-28
CIK 715430

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                              -------------------------

                                      FORM 10-Q

                              -------------------------

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended:     March 31, 1997
                          Commission File No.  0-11400

                          IMEX MEDICAL SYSTEMS, INCORPORATED
                (Exact name of registrant as specified in its charter)

               DELAWARE                             84-071204
     ---------------------------------       -----------------------
     (State or other jurisdiction            (IRS Employer ID Number)
     of incorporation or organization)

       6355 JOYCE DRIVE, GOLDEN, COLORADO              80403
    ----------------------------------------         ---------
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

    Yes  X                        No
        ---                           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                         OUTSTANDING AS OF 3/13/97
-----------------------------          -------------------------
Common Stock, $.001 Par Value                    6,898,083

PART 1     FINANCIAL INFORMATION

ITEM 1.    Financial Statements

IMEX MEDICAL SYSTEMS, INCORPORATED

CONSOLIDATED BALANCE SHEETS
March 31, 1997 (unaudited) and June 30, 1996


                                             March 31, 1997  June 30, 1996
                                             --------------  -------------
                                              (unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents                        $    37,264     $    68,771
Trade accounts receivable -  net of
  allowance for doubtful accounts:
  March 31, 1997, $88,366;
  June 30, 1996, $40,000                         1,809,095       2,247,332
Inventories                                      3,228,535       3,222,841
Prepaid expenses                                    95,580         154,541
Deferred income tax assets                         282,000         168,000
                                               -----------     -----------
Total current assets                             5,452,474       5,861,485
                                               -----------     -----------

PROPERTY AND EQUIPMENT - At cost:
Machinery and equipment                          2,213,091       2,048,747
Furniture and fixtures                             312,705         307,967
Leasehold improvements                             105,616          88,859
                                               -----------     -----------
Total                                            2,631,412       2,445,573
Accumulated depreciation and amortization       (2,119,078)     (1,956,440)
                                               -----------     -----------
Property and equipment - net                       512,334         489,133
                                               -----------     -----------
PRODUCT TECHNOLOGY, net of
  amortization: March 31, 1997,
  $727,792; June 30, 1996, $612,880                 38,308         153,220
                                               -----------     -----------
NONCOMPETE AGREEMENT, net of
  amortization: March 31, 1997,
  $573,803; June 30, 1996, $483,200                 30,197         120,800
                                               -----------     -----------
OTHER ASSETS                                        11,480          27,637
                                               -----------     -----------
TOTAL                                          $ 6,044,793     $ 6,652,275
                                               -----------     -----------
                                               -----------     -----------

                                             March 31, 1997   June 30, 1996
                                             --------------   -------------
                                               (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                               $   446,602     $   920,405
Line of credit                                     670,000         250,000
Wages, bonuses and commissions                     251,894         337,078
Other accrued expenses                             193,422         247,944
Sales returns and warranty reserve                 125,927         122,576
Guaranteed payments                                357,573         343,400
Capital lease obligations                           57,862          54,135
                                               -----------     -----------
Total current liabilities                        2,103,280       2,275,538
                                               -----------     -----------
GUARANTEED PAYMENTS                                 73,725         287,462
                                               -----------     -----------
CAPITAL LEASE OBLIGATIONS                           57,250         101,076
                                               -----------     -----------
DEFERRED INCOME TAX LIABILITIES                     38,000          38,000
                                               -----------     -----------
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 3,000,000 shares authorized; no shares issued or outstanding

Common stock, $.001 par value, 10,000,000
  shares authorized; shares issued:
  March 31, 1997, 7,105,806; June 30, 1996,
  7,092,445; shares outstanding: March 31, 1997,
  6,898,083; June 30, 1996, 6,890,208                7,106           7,092
Additional paid-in capital                       2,750,992       2,733,550
Retained earnings                                1,358,035       1,543,965
                                               -----------     -----------
Total                                            4,116,133       4,284,607
Treasury stock, at cost: March 31, 1997,
  207,723 shares; June 30, 1996,
  202,237 shares                                  (343,595)       (334,408)
                                               -----------     -----------
Total stockholders' equity                       3,772,538       3,950,199
                                               -----------     -----------
TOTAL                                          $ 6,044,793     $ 6,652,275
                                               -----------     -----------
                                               -----------     -----------

See notes to unaudited consolidated financial statement

IMEX MEDICAL SYSTEMS, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31, 1997 and 1996

                                             Three Months Ended March 31   Nine Months Ended March 31
                                                      (unaudited)                (unaudited)
                                                  1997            1996         1997           1996
                                                  ----            ----         ----           ----
NET SALES                                    $ 2,473,046     $ 2,645,479   $ 6,930,322    $ 7,250,890

COST OF SALES                                  1,228,958       1,217,055     3,594,068      3,489,494
                                             -----------     -----------   -----------    -----------
GROSS MARGIN                                   1,244,088       1,428,424     3,336,254      3,761,396

RESEARCH AND DEVELOPMENT                         137,238         173,057       490,361        530,299

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   1,002,267       1,068,524     3,087,226      3,096,185
                                             -----------     -----------   -----------    -----------
OPERATING INCOME (LOSS)                          104,583         186,843      (241,333)       134,912
                                             -----------     -----------   -----------    -----------
OTHER INCOME (EXPENSE):
    Interest income                                2,145            (317)        6,334          3,479
    Interest expense                             (23,457)        (13,210)      (64,931)       (44,163)
                                             -----------     -----------   -----------    -----------
    Total other expense - net                    (21,312)        (13,527)      (58,597)       (40,684)
                                             -----------     -----------   -----------    -----------
INCOME (LOSS) BEFORE INCOME
    TAX PROVISION (BENEFIT)                       83,271         173,316      (299,930)        94,228

INCOME TAX PROVISION (BENEFIT)                    32,000          66,000      (114,000)        36,000
                                             -----------     -----------   -----------    -----------
NET INCOME (LOSS)                                 51,271         107,316      (185,930)        58,228
                                             -----------     -----------   -----------    -----------
NET INCOME (LOSS) PER COMMON SHARE           $      0.01     $      0.02   $     (0.03)   $      0.01
                                             -----------     -----------   -----------    -----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES       6,898,683       6,881,379     6,895,146      6,869,809
                                             -----------     -----------   -----------    -----------
                                             -----------     -----------   -----------    -----------


See notes to unaudited consolidated financial statements

IMEX MEDICAL SYSTEMS, INCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 1997 and 1996

                                                           NINE MONTHS ENDED MARCH 31
                                                           --------------------------
                                                                   (unaudited)
                                                               1997           1996
                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $ (185,930)    $   58,228
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                             368,153        386,504
    Imputed interest                                           25,436         38,668
    Common shares issued for services                               0         15,750
    Deferred income tax benefit                              (114,000)       (14,000)
    Net changes in operating assets and liabilities:
      Trade accounts receivable                               438,237        514,156
      Income tax receivable                                         0        (61,450)
      Inventories                                              (5,694)      (412,081)
      Prepaid expenses and other assets                        75,118        (46,780)
      Accounts payable                                       (473,803)       174,634
      Wages, bonuses and commissions                          (85,184)        29,758
      Other accrued expenses                                  (54,522)       123,741
      Sales returns and warranty reserve                        3,351        (30,798)
                                                           ----------     ----------
Net cash provided by (used in) operating activities            (8,838)       776,330
                                                           ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Cash used in purchase of property and equipment            (185,839)      (114,032)
                                                           ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) borrowings under line of credit                  420,000       (425,000)
Payments for acquisition of product line                     (225,000)      (225,000)
Principal payments on capital lease obligations               (40,099)       (28,326)
Proceeds from issuance of common stock                         17,456          9,106
Payments for purchase of treasury stock                        (9,187)        (9,106)
                                                           ----------     ----------
Net cash provided by (used in) financing activities           163,170       (678,326)
                                                           ----------     ----------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                        (31,507)       (16,028)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 68,771         71,511
                                                           ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $   37,264     $   55,483
                                                           ----------     ----------
                                                           ----------     ----------


See notes to unaudited consolidated financial statements

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results, the following table indicates relationships of income and expense items to net sales for line items included in the Consolidated Statements of Income for the three and nine months ended March 31, 1997 and 1996, and the percentage changes in those items for the three and nine months ended March 31, 1997 from the comparable periods in 1996.

                                                                      Percentage Change From
    As a Percentage of Total                                         Prior Year's Comparable
         Revenues                                                             Period
--------------------------------                                  -------------------------------
 Three Months      Nine Months                                     Three Months     Nine Months
Ended March 31    Ended March 31                                  Ended March 31   Ended March 31
 1997     1996     1997     1996    Income and Expense Items          1997              1997
-----    -----    -----    -----    ------------------------          ----              ----
100.0%   100.0%   100.0%   100.0%   Net Sales                          (6.5%)           (4.4%)
 49.7     46.0     51.9     48.1    Cost of Sales                       1.0%             3.0%
-----    -----    -----    -----
 50.3     54.0     48.1     51.9    Gross Margin                      (12.9%)          (11.3%)
  5.5      6.5      7.1      7.3    Research and Development          (20.7%)           (7.5%)
 40.5     40.4     44.5     42.7    Selling, General and
-----    -----    -----    -----      Administrative Expenses          (6.2%)            (.3%)
  4.3      7.1     (3.5)     1.9    Operating Income (Loss)           (44.0%)         (278.9%)
  (.9)     (.5)     (.8)     (.6)   Other Expense                      57.6%            44.0%
-----    -----    -----    -----
  3.4      6.6     (4.3)     1.3    Income (Loss) Before
                                      Income Tax Provision (Benefit)  (52.0%)         (418.3%)
  1.3      2.5     (1.6)      .5    Income Tax Provision (Benefit)    (51.5%)         (416.7%)
-----    -----    -----    -----
  2.1%     4.1%    (2.7%)     .8%   Net Income (Loss)                 (52.2%)         (419.3%)
-----    -----    -----    -----
-----    -----    -----    -----

IMEX MEDICAL SYSTEMS, INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996.

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1997 and the results of its operations and its cash flows for the nine months ended March 31, 1997 and 1996.

2. The significant accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

3. Inventories consist of the following as of March 31, 1997 and June 30, 1996:

                              MARCH 31       JUNE 30
                             ----------     ----------
    Raw materials            $1,570,957     $1,430,991
    Work-in-process             279,122        427,100
    Finished goods              919,569      1,065,320
    Demonstrator                458,887        299,430
                             ----------     ----------
    Total inventories        $3,228,535     $3,222,841
                             ----------     ----------
                             ----------     ----------

4. On October 31, 1996, the Company renewed the revolving bank line of credit with terms similar to the amended line of credit agreement that was entered into on October 31, 1995. The new line of credit expires on October 31, 1997.

5. The Company paid $64,931 and $44,163 for interest during the nine months ended March 31, 1997 and 1996, respectively.

Any forward looking statements contained in this document reflect management's current intentions and expectations. Actual future results could vary materially and depending upon certain risks and uncertainties, including such factors as the development of new products, market acceptance of existing and future products, the timing of product sales, changes in the government regulatory climate, health care reform, risks associated with foreign sales including currency fluctuations and economic instability and the results of the Company's cost containment revenues.

Results of Operations

Net sales in the quarter ($2,473,046) ended March 31, 1997, decreased 6.5% from the same quarter ($2,645,479) ended March 31, 1996. For the nine month period ended March 31, 1997, net sales decreased from the same nine month period ending March 31, 1996. Sales decreased 4.4% from $7,250,890 to $6,930,322 respectively.

Net income decreased from $107,316 for the quarter ended March 31, 1996, to $51,271 for the same period ended March 31, 1997. For the nine months ended March 31, 1997, the loss was $185,930 versus a profit for the nine months ended March 31, 1996 of $58,228.

This decrease in quarterly income from the third quarter of FY1996 to the third quarter of FY1997, is a direct result of the decrease in sales of 6.5%. As an offset to this decrease, selling, general and administrative expenses have decreased 6.2% ($66,257) and research and development expenses have decreased 20.7% ($35,819). These cost reductions were planned and anticipated, and made with the intent to return the Company to profitability while still maintaining the necessary infrastructure to meet the daily demands of the business.

Quarterly sales for FY1997 have increased steadily. The second quarter sales were 7.9% greater than the first quarter, and the third quarter sales were 6.9% greater than the second quarter. This trend is expected to continue into the fourth quarter of FY1997, which ends June 30, 1997.

Domestic sales in small doppler products have strengthened in the past quarter, due to strong demand for hand-held dopplers. Domestic sales in the diagnostic systems products have rebounded due to renewed emphasis on lead generation, and the introduction of the ImexLab 9100, a product that the company believes is the most innovative, and user-friendly system on the market. International sales are more improved in the nine month period ending March 31, 1997 when compared to the nine month period ended March 31, 1996. This is attributable to a increased demand for our products in the emerging markets of the pacific rim areas, as well as Latin America.

Research and development expenses have decreased due to planned reductions in outsourcing of various activities. This action has not reduced the Company's new product development emphasis, but has shifted tasks to in-house resources for completion. The Company foresees continued strong potential for new products in its market niche, and has several projects underway to meet this increasing demand. Selling, general and administrative expenses have decreased from the prior years' periods, as a result of the aforementioned planned efforts to reduce costs while maintaining effectiveness. Management anticipates these expenses to continue at their present levels in subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's overall financial condition continues to remain strong. Inventories have remained virtually flat, increasing only $5,694 since last fiscal year-end at June 30, 1996. Trade receivables have decreased $438,237 as a direct result of increased collection efforts. The Company purchased capital equipment worth $185,839, including expenditures for minor leasehold improvements, and an upgraded voicemail system.

Accounts payable have decreased by $473,803. Wages, bonuses and commissions have decreased by $85,184; and other accrued expenses have decreased $54,522.

Stockholders' equity for the nine months ended March 31, 1997 decreased $168,476, primarily as a result of the year-to-date loss of $185,930.

Working capital has decreased $236,753 from June 30, 1996 to March 31, 1997. the amount of working capital remains high at $3,349,194 or a current ratio of
2.59 to 1.0.

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:  None

         (b) Registrant was not required to file any reports on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IMEX MEDICAL SYSTEMS, INCORPORATED

                                            Registrant


                                        /s/ Dennis R. Newman
                                       ------------------------------------
4/23/97                                Dennis R. Newman, Chairman of the Board
                                       (Principal Executive Officer)


                                        /s/ Ernest S. Malachowski
                                       ------------------------------------
4/23/97                                Ernest S. Malachowski
                                       President
                                       (Principal Financial and Chief
                                       Accounting Officer)